Form 10-K
period 2015-12-31
World Omni Auto Receivables Trust 2013-A
filed 2016-03-25
CIK 1577190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number of issuing entity: 333-183014-02

Central Index Key Number of issuing entity: 0001577190

WORLD OMNI AUTO RECEIVABLES TRUST 2013-A

(Exact name of issuing entity as specified in its charter)

Central Index Key Number of depositor: 0001083199

WORLD OMNI AUTO RECEIVABLES LLC

(Exact name of depositor as specified in its charter)

Central Index Key Number of sponsor: 0001004150

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

Date: March 11, 2016

/s/ Edward J. Brown, Jr.
Edward J. Brown, Jr.
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